Form 10-K
period 1996-03-31
AMERICAN HONDA RECEIVABLES CORP
filed 1996-06-27
CIK 890975

PART I

Item 2. Properties

The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1995-A
Grantor Trust as of  March 31, 1996 :

1. Delinquent Contracts:                                (000)
                              Contracts               Amount

a. 30 - 59 Days Delinquent           602               $7,282

b. 60 - 89 Days Delinquent            86               $1,144

c. 90 Days or More Delinquent         40                 $551



2. Delinquent Ratio:                                    (000)

a. Delinquent Payments                                 $8,977

b. Total Pool Balance                                $395,834

c. Delinquency Ratio                                     2.27%



3. Aggregate Net Losses:                                (000)

a. Cumulative Net Losses                               $2,180

b. Original Portfolio                                $540,283

c. Aggregate Loss Ratio                                  0.40%


PART II


Item5. Market For Registrant's Common Equity and Related Stockholder Matters


All holders of records of the Class A Certificates issued by Honda Auto
Receivables 1995-A Grantor Trust (except for American Honda
Receivables Corp.) are registered through the nominee of Cede  & Co.



PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit No. 20

Description

Annual Statement to Certificateholders pursuant to Section 14.09 of the Standard Terms and Conditions dated as of August 1, 1995 among American Honda Receivables Corp., as Seller, American
Honda Finance Corporation, as Server, and Mitsubishi Bank Trust
Company of New York, as Trustee.

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Honda Auto Receivables 1995-A Grantor Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
John Weisickle, Sr. Vice President/ Finance
